Form 10-Q
period 2001-09-30
FORD CREDIT FLOORPLAN MASTER OWNER TRUST A SERIES 2001-2
filed 2001-11-19
CIK 1156273


                                          SECURITIES AND EXCHANGE COMMISSION

                                                 Washington, D.C. 20549




                                                        FORM 10-Q

(Mark One)

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended September 30, 2001

                                                         OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to   --------------   ----------------




                               FORD CREDIT FLOORPLAN MASTER OWNER TRUST A SERIES 2001-2
                               --------------------------------------------------------
                                                (Issuers of the notes)




        FORD CREDIT FLOORPLAN CORPORATION                                 FORD CREDIT FLOORPLAN LLC
        ---------------------------------                                 -------------------------
                           (Originators of the trusts that issue notes under the related prospectus and prospectus supplement)
                        (Exact names of registrants as specified in their respective charters)


     Delaware        333-60756-02/      38-2973806                    Delaware        333-60756-02/      38-3372243
     --------        333-60756-03       ----------                    --------        333-60756-03       ----------
                     ------------                                                     ------------
    (State or other  (Commission       (IRS Employer                  (State or other  (Commission       (IRS Employer
    jurisdiction of   File Number)     Identification                 jurisdiction of   File Number)     Identification
    incorporation)                     Number)                        incorporation)                     Number)

     One American Road, Dearborn, Michigan       48126                  One American Road, Dearborn, Michigan       48126
     -------------------------------------       ------                 -------------------------------------       ------
   (Address of principal executive offices)    (Zip Code)             (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code 313-594-9876    Registrant's telephone number, including area code 313-594-9876




                                  Securities registered pursuant to Section 12(b) of the Act: NONE

                                     Securities registered pursuant to Section 12(g) of the Act:

                                       Series 2001-1, Floating Rate Asset Backed Notes
                                       Series 2001-2, Floating Rate Asset Backed Notes


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past  90 days.   Yes   X   No

                                  PART I.

ITEM 1.                           Business


Ford Credit Floorplan Master Owner Trust A, a Delaware business trust (the "Trust"), was formed on June 29, 2001 by Ford Credit Floorplan Corporation, a Delaware corporation ("FCF Corp") and Ford Credit Floorplan LLC, a Delaware limited liability company ("FCF LLC"), The Bank of New York, as trustee and The Bank of New York (Delaware), as Delaware trustee. The primary assets of the Trust consist of a revolving pool of receivables arising from time to time in connection with the purchase and financing by retail motor vehicle dealers located in the United States of their new and used automobile and light-duty inventory. The receivables are comprised of principal receivables and interest receivables. The assets were transferred to the Trust pursuant to a Transfer and Servicing Agreement dated August 1, 2001 among the Trust, FCF Corp and Ford Motor Credit Company ("Ford Credit"), as servicer and a Transfer and Servicing Agreement dated August 1, 2001 among the Trust, FCF LLC and
Ford Credit, as servicer (the "Transfer and Servicing Agreements").

On May 11, 2001, a Registration Statement was filed with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, which was amended by Amendment No. 1, filed with the Commission on June 26, 2001. The Trust issued and sold to the general public Series 2001-1 Floating Rate Asset Backed Notes (the "Series 2001-1 Notes") in the initial amount of $3,000,000,000, under the Indenture dated August 1, 2001
(the "Indenture"), as supplemented by the Series 2001-1 Indenture Supplement dated August 1, 2001 between the Trust and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as indenture trustee. The Trust issued and sold to the general public Series 2001-2 Floating Rate Asset Backed Notes (the "Series 2001-2 Notes") in the initial amount of $2,000,000,000, under the Indenture, as supplemented by the Series 2001-2 indenture supplement dated August 1, 2001 between the Trust and JPMorgan Chase Bank, as indenture trustee. The Series 2001-1 Notes and the Series 2001-2 Notes are secured by and paid from the assets of the Trust.

ITEM 2.  PROPERTIES
-------------------
For information regarding the property of the Trust, see the Transfer and Servicing Agreements and the Current Reports on Form 8-K incorporated by reference herein. For additional information regarding the Notes, see
Exhibit 99.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
Nothing to report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
Nothing to report.

                                  PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS
--------------------------------------------------------
There were 19 Series 2001-1 Noteholders and 8 Series 2001-2 Noteholders at November 9, 2001. Application has been made to list the Series 2001-1 Notes and the Series 2001-2 Notes on the Luxembourg Stock Exchange.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------
Nothing to report.

                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
-------------------------------------------------------------

                                       (3)Amount and
                                          nature of
              (2) Name and Address       beneficial
(1)Title of       of beneficial          ownership     (4)Percent
   Class          owner*               (in thousands)    of Class
  ---------       ----------------     --------------    --------


Series 2001-1     Bank of New York (The)  $551,805         19.0%
Floating Rate     925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Notes

Series 2001-1     Bankers Trust Company   $188,300          6.5%
Floating Rate     648 Grassmere Park Rd.
Asset Backed      Nashville, TN  37211
Notes

Series 2001-1     Boston Safe Deposit &   $550,240         19.0%
Floating Rate       Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Notes             Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

Series 2001-1     JPMorgan Chase Bank     $671,505         23.1%
Floating Rate     c/o JP Morgan Investor Services
Asset Backed      14201 Dallas Pkwy
Notes             12th Floor
                  Mail Code 121
                  Dallas, TX 75240

Series 2001-1     Merrill Lynch, Pierce   $260,000          9.0%
Floating Rate       Fenner & Smith Safekeeping
Asset Backed      4 Corporate Place
Notes             Piscataway, NJ 08854


Series 2001-1     The Northern Trust Co.  $373,865         12.9%
Floating Rate     801 South Canal
Asset Backed      C-IN
Notes             Chicago, IL 60607

                                       (3)Amount and
                                         nature of
              (2) Name and Address       beneficial
(1)Title of       of beneficial          ownership     (4)Percent
   Class          owner*               (in thousands)    of Class
  ---------       ----------------      --------------    --------
Series 2001-2     Bank of New York (The)  $120,000          6.2%
Floating Rate     925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Notes

Series 2001-2     Bankers Trust Company   $200,000         10.3%
Floating Rate     648 Grassmere Park Rd.
Asset Backed      Nashville, TN  37211
Notes

Series 2001-2     Boston Safe Deposit &   $457,840         23.6%
Floating Rate       Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Notes             Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

Series 2001-2     Citibank, N.A.          $310,000         16.0%
Floating Rate     3800 Citicorp Center Tampa
Assset Backed     Building B/Floor 1
Notes             Tampa, FL 33610-9122

Series 2001-2     Harris Trust and        $125,000          6.5%
Floating Rate       Savings Bank
Asset Backed      Proxy Operations
Notes             111 West Monroe Street
                  Chicago, IL 60603

Series 2001-2     JPMorgan Chase Bank     $455,000         23.5%
Floating Rate     c/o JP Morgan Investor Services
Asset Backed      14201 Dallas Pkwy
Notes             12th Floor
                  Mail Code 121
                  Dallas, TX 75240

Series 2001-2     State Street Bank       $203,500         10.5%
Floating Rate       and Trust Co.
Asset Backed      1776 Heritage Drive
Notes             Global Corp. Action Unit
                  JAB 5NW
                  No. Qunicy, MA 02171

* As of November 9, 2001



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------
Nothing to report.

                                  PART IV.


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K
----------------------------------------------------------

   (a)3.     Exhibits

Designation   Description                 Method of Filing
-----------   -----------                 ----------------
Exhibit 3.1   Conformed Copy of Amended   Filed as Exhibit 3.1 to
              and Restated Certificate    Ford Credit Floorplan
              of Incorporation of Ford    Corporation's and Ford
              Credit Floorplan            Credit Floorplan LLC's
              Corporation.                Report on Form 8-K
                                          dated July 31, 2001 and
                                          incorporated herein
                                          by reference.

Exhibit 3.2   By-Laws of Ford Credit      Filed as Exhibit 3.2 to
              Floorplan Corporation.      Ford Credit Floorplan
                                          Corporation's (formally
                                          known as Ford Credit
                                          Auto Receivables Corporation)
                                          Registration Statement
                                          on Form S-1(No.33-44432)
                                          and incorporated herein
                                          by reference.

Exhibit 3.3   Conformed copy of Amended   Filed as Exhibit 3.3 to
              and Restated Limited        Ford Credit Floorplan
              Liability Agreement of      Corporation's and Ford
              Ford Credit Floorplan LLC.  Credit Floorplan LLC's
                                          Report on Form 8-K
                                          dated July 31, 2001 and
                                          incorporated herein
                                          by reference.

Exhibit 4.1   Conformed copy of Transfer  Filed as Exhibit 99.1 to
              and Servicing Agreement     Ford Credit Floorplan
              dated as of August 1, 2001  Corporation's and Ford
              among Ford Credit           Credit Floorplan LLC's
              Floorplan Corporation,      Report on Form 8-K
              Ford Motor Credit Company   dated August 1, 2001
              and Ford Credit Floorplan   and incorporated herein
              Master Owner Trust A        by reference.
              (the "Trust").

Exhibit 4.2   Conformed copy of Transfer  Filed as Exhibit 99.2 to
              and Servicing Agreement     Ford Credit Floorplan
              dated as of August 1, 2001  Corporation's and Ford
              among Ford Credit           Credit Floorplan LLC's
              Floorplan LLC,              Report on Form 8-K
              Ford Motor Credit Company   dated August 1, 2001
              and the Trust.              and incorporated herein
                                          by reference.


Exhibit 4.3   Conformed copy of the       Filed as Exhibit 4.1 to
              Indenture dated             Ford Credit Floorplan
              as of August 1, 2001        Corporation's and Ford
              between the Trust           Credit Floorplan LLC's
              and JPMorgan Chase          Report on Form 8-K
              Bank, f/k/a the Chase       dated August 1, 2001
              Manhattan Bank              and incorporated herein
              (the "Indenture Trustee").  by reference.

Exhibit 4.4   Conformed copy of the       Flied as Exhibit 4.1 to
              Series 2001-1 Indenture     Ford Credit Floorplan
              Supplement dated as of      Corporation's and Ford
              August 1, 2001 between the  Credit Floorplan LLC's
              Trust and the Indenture     Report on Form 8-K
              Trustee.                    dated August 1, 2001
                                          and incorporated herein
                                          by reference.

Exhibit 4.5   Conformed copy of the       Flied as Exhibit 4.2 to
              Series 2001-2 Indenture     Ford Credit Floorplan
              Supplement dated as of      Corporation's and Ford
              August 1, 2001 between the  Credit Floorplan LLC's
              Trust and the Indenture     Report on Form 8-K
              Trustee.                    dated August 1, 2001
                                          and incorporated herein
                                          by reference.

Exhibit 19.1 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Floorplan
              August 31, 2001.             Master Owner Trust A
                                           Series 2001-1 and Series
                                           2001-2 Report on Form 8-K
                                           dated August 31, 2001
                                           and incorporated
                                           herein by reference.

Exhibit 19.2 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Floorplan
              September 30, 2001.          Master Owner Trust A
                                           Series 2001-1 and Series
                                           2001-2 Report on Form 8-K
                                           dated September 30, 2001
                                           and incorporated
                                           herein by reference.

Exhibit 99    Selected Information         Filed with this report.
              relating to the Series
              2001-1 Notes and
              the Series 2001-2
              Notes.

     (b) Reports on Form 8-K

Date of Report                          Item


August 1, 2001                  Item 5 - Other Events
August 31, 2001                 Item 5 - Other Events
September 30, 2001              Item 5 - Other Events

                                 SIGNATURES


        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Floorplan Corporation
                             Ford Credit Floorplan LLC
                                     (Registrant)



November 19, 2001                   By:/s/ Emily E. Smith-Sulfaro
                                    -----------------------------
                                    Emily E. Smith-Sulfaro
                                    Assistant Secretary

                              EXHIBIT INDEX
Exhibit
Number              Description of Exhibit             Page
--------            ----------------------             ----
Exhibit 3.1   Conformed Copy of Amended                 *
              and Restated Certificate
              of Incorporation of
              Ford Credit Floorplan
              Corporation.

Exhibit 3.2   By-Laws of Ford Credit                    *
              Floorplan Corporation.

Exhibit 3.3   Conformed copy of Amended                 *
              and Restated Limited
              Liability Agreement of
              Ford Credit Floorplan LLC.

Exhibit 4.1   Conformed copy of Transfer                *
              and Servicing Agreement
              dated as of August 1, 2001
              among Ford Credit
              Floorplan Corporation,
              Ford Motor Credit Company
              and (the "Trust").

Exhibit 4.2   Conformed copy of Transfer                *
              and Servicing Agreement
              dated as of August 1, 2001
              among Ford Credit
              Floorplan LLC,
              Ford Motor Credit Company
              and the Trust.

Exhibit 4.3   Conformed copy of the                     *
              Indenture dated
              as of August 1, 2001
              between the Trust
              and JPMorgan Chase Bank,
              f/k/a The Chase Manhattan Bank
              (the "Indenture Trustee").

Exhibit 4.4   Conformed copy of the                     *
              Series 2001-1 Indenture
              Supplement dated as of
              August 1, 2001 between the
              Trust and the Indenture
              Trustee.

Exhibit 4.5   Conformed copy of the                     *
              Series 2001-2 Indenture
              Supplement dated as of
              August 1, 2001 between the
              Trust and the Indenture
              Trustee.

Exhibit 19.1  Distribution Date Statement               *
              for Collection Period ended
              August 31, 2001.

Exhibit 19.2  Distribution Date Statement               *
              for Collection Period ended
              September 30, 2001.

Exhibit 99    Selected Information                      Filed with this Report.
              relating to the Series
              2001-1 Notes and
              the Series 2001-2
              Notes.



* Previously Filed
_________________________