Form 10-K
period 2001-12-31
FORD CREDIT FLOORPLAN MASTER OWNER TRUST A SERIES 2001-2
filed 2002-03-29
CIK 1156273


                                          SECURITIES AND EXCHANGE COMMISSION

                                                 Washington, D.C. 20549




                                                        FORM 10-K

(Mark One)

           /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the fiscal year ended December 31, 2001

                                                         OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from    -------------- to ----------------




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

ITEM 2.  PROPERTIES
-------------------
For information regarding the property of the Trust, see the Transfer and Servicing Agreements and the Current Reports on Form 8-K incorporated by reference herein. For additional information regarding the Series 2001-1 Notes and the Series 2001-2 Notes, see Exhibit 99.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
Nothing to report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
Nothing to report.

                                  PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS
--------------------------------------------------------
There were 17 Series 2001-1 Noteholders and 9 Series 2001-2 Noteholders at January 24, 2002. Application has been made to list the Series 2001-1 Notes and the Series 2001-2 Notes on the Luxembourg Stock Exchange.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------
Nothing to report.

                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
-------------------------------------------------------------

                                       (3)Amount and
                                          nature of
              (2) Name and Address       beneficial
(1)Title of       of beneficial          ownership     (4)Percent
   Class          owner*               (in thousands)    of Class
  ---------       ----------------     --------------    --------


Series 2001-1     Bank of New York (The)  $551,805         19.0%
Floating Rate     925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Notes

Series 2001-1     Boston Safe Deposit &   $505,240         17.4%
Floating Rate       Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Notes             525 William Penn Way #3631
                  Pittsburgh, PA 15259

Series 2001-1     JPMorgan Chase Bank     $697,305         24.0%
Floating Rate     c/o JP Morgan Investor Services
Asset Backed      14201 Dallas Pkwy
Notes             12th Floor
                  Mail Code 121
                  Dallas, TX 75240

Series 2001-1     Lehman Brothers Bank,   $207,000          7.1%
Floating Rate     FSB
Asset Backed      200 Vesey Street 3 WFC
Notes             New York, NY  10285

Series 2001-1     Merrill Lynch, Pierce   $262,050          9.0%
Floating Rate       Fenner & Smith Safekeeping
Asset Backed      4 Corporate Place
Notes             Piscataway, NJ 08854


Series 2001-1     Northern Trust Co.(The)  $373,865         12.9%
Floating Rate     801 South Canal
Asset Backed      C-IN
Notes             Chicago, IL 60607

                                       (3)Amount and
                                         nature of
              (2) Name and Address       beneficial
(1)Title of       of beneficial          ownership     (4)Percent
   Class          owner*               (in thousands)    of Class
  ---------       ----------------      --------------    --------
Series 2001-2     Bank of New York (The)  $120,000          6.2%
Floating Rate     925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Notes

Series 2001-2     Bankers Trust Company   $225,000         11.6%
Floating Rate     648 Grassmere Park Rd.
Asset Backed      Nashville, TN  37211
Notes

Series 2001-2     Boston Safe Deposit &   $457,840         23.6%
Floating Rate       Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Notes             525 William Penn Way #3631
                  Pittsburgh, PA 15259

Series 2001-2     Citibank, N.A.          $277,500         14.3%
Floating Rate     3800 Citicorp Center
Assset Backed     B3-15
Notes             Tampa, FL 33610

Series 2001-2     Harris Trust and        $125,000          6.5%
Floating Rate       Savings Bank
Asset Backed      111 West Monroe Street
Notes             Chicago, IL 60603

Series 2001-2     JPMorgan Chase Bank     $425,000         21.9%
Floating Rate     c/o JP Morgan Investor Services
Asset Backed      14201 Dallas Pkwy
Notes             12th Floor
                  Mail Code 121
                  Dallas, TX 75240

Series 2001-2     State Street Bank       $236,000         12.2%
Floating Rate       and Trust Co.
Asset Backed      1776 Heritage Drive
Notes             Global Corp. Action Unit
                  JAB 5NW
                  No. Qunicy, MA 02171

* As of January 24, 2002



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

Exhibit 4.4   Conformed copy of the       Filed as Exhibit 4.1 to
              Series 2001-1 Indenture     Ford Credit Floorplan
              Supplement dated as of      Corporation's and Ford
              August 1, 2001 between the  Credit Floorplan LLC's
              Trust and the Indenture     Report on Form 8-K
              Trustee.                    dated August 1, 2001
                                          and incorporated herein
                                          by reference.

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

Exhibit 19.3 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Floorplan
              October 31, 2001.            Master Owner Trust A
                                           Series 2001-1 and Series
                                           2001-2 Report on Form 8-K
                                           dated October 31, 2001
                                           and incorporated
                                           herein by reference.

Exhibit 19.4 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Floorplan
              November 30, 2001.           Master Owner Trust A
                                           Series 2001-1 and Series
                                           2001-2 Report on Form 8-K
                                           dated November 30, 2001
                                           and incorporated
                                           herein by reference.

Exhibit 19.5 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Floorplan
              December 31, 2001.           Master Owner Trust A
                                           Series 2001-1 and Series
                                           2001-2 Report on Form 8-K
                                           dated December 31, 2001
                                           and incorporated
                                           herein by reference.

Exhibit 99    Selected Information         Filed with this report.
              relating to the Series
              2001-1 Notes and
              the Series 2001-2
              Notes.

     (b) Reports on Form 8-K

Date of Report                          Item


October 31, 2001                Item 5 - Other Events
November 30, 2001               Item 5 - Other Events
December 31, 2001               Item 5 - Other Events


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


                             Ford Credit Floorplan Corporation
                             Ford Credit Floorplan LLC
                                     (Registrant)



March 28, 2002               By:/s/ Emily E. Smith-Sulfaro
                                    -----------------------------
                                    Emily E. Smith-Sulfaro
                                    Assistant Secretary

                              EXHIBIT INDEX
Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----
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

Exhibit 4.4   Conformed copy of the       Filed as Exhibit 4.1 to
              Series 2001-1 Indenture     Ford Credit Floorplan
              Supplement dated as of      Corporation's and Ford
              August 1, 2001 between the  Credit Floorplan LLC's
              Trust and the Indenture     Report on Form 8-K
              Trustee.                    dated August 1, 2001
                                          and incorporated herein
                                          by reference.

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

Exhibit 19.3 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Floorplan
              October 31, 2001.            Master Owner Trust A
                                           Series 2001-1 and Series
                                           2001-2 Report on Form 8-K
                                           dated October 31, 2001
                                           and incorporated
                                           herein by reference.

Exhibit 19.4 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Floorplan
              November 30, 2001.           Master Owner Trust A
                                           Series 2001-1 and Series
                                           2001-2 Report on Form 8-K
                                           dated November 30, 2001
                                           and incorporated
                                           herein by reference.

Exhibit 19.5 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Floorplan
              December 31, 2001.           Master Owner Trust A
                                           Series 2001-1 and Series
                                           2001-2 Report on Form 8-K
                                           dated December 31, 2001
                                           and incorporated
                                           herein by reference.

Exhibit 99    Selected Information         Filed with this report.
              relating to the Series
              2001-1 Notes and
              the Series 2001-2
              Notes.